Form 10QSB
period 1996-03-31
DHB CAPITAL GROUP INC
filed 1996-05-16
CIK 895012

================================================================================

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        -------------------------

                               Form 10-QSB

        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED
MARCH 31, 1996                                       Commission File No. 0-22429



                             DHB CAPITAL GROUP INC.
             (Exact name of Registrant as specified in its charter)



        Delaware                                         11-3129361
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)


               11 Old Westbury Road, Old Westbury, New York 11568
                    (Address of principal executive offices)


                  Registrant's telephone number: (516) 997-1155


               Former name, former address and former fiscal year,
                  if changed since last report: Not applicable



Indicate by check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [X]    No [ ]


As of May 15, 1996, there were 14,456,330 shares of Common Stock, $.001 par value outstanding.

===============================================================================

                                  CONTENTS


                                                                           Page
PART I  Financial Information

Item 1.  Financial Statements

Consolidated balance Sheet as of March 31, 1996 and December 31, 1995        2


Consolidated Statements of Income (Loss) and Retained Earnings (Deficit)
   for the three months ended March  31, 1996 and 1995                       3


Consolidated Statements of Cash Flows for the months ended
   March 31, 1996 and 1995                                                   4


Notes to Consolidated Financial Statements                                 5-7


Item 2. Management's Discussion and Analysis  of Results of Operations
        Operations and Financial Condition                                8-10


PART II Other Information                                                   10

Signatures                                                                  11

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED      DECEMBER
                                                     MARCH 31, 1996   31, 1995
                                                     --------------   --------
                         ASSETS
Current Assets
     Cash and cash equivalents                        $   734,462   $   475,108
     Marketable securities                              2,254,260     1,829,856
     Accounts receivable, less allowance for
     doubtful accounts of $80,695 & $70,000             4,576,830     3,819,571
     Inventories                                        6,960,293     7,856,199
     Prepaid expenses and other current assets            220,156       208,510
                                                      -----------   -----------
     Total Current Assets                             $14,746,001   $14,189,244
                                                      -----------   -----------

Property, and Equipment, at cost, less accumulated
     depreciation of $374,929 and $325,454              1,562,002     1,077,066

Other Assets
     Intangible assets, net                               855,856       812,006
     Investment in non-marketable securities            3,316,750     3,316,750
     Deposits and other assets                            230,144       160,821
                                                      -----------   -----------
     Total Other Assets                                 4,402,750     4,289,577
                                                      -----------   -----------

     Total Assets                                     $20,710,753   $19,555,887
                                                      ===========   ===========
                    LIABILITIES AND EQUITY
Current Liabilities
     Note payable                                     $ 2,550,000   $ 2,550,000
     Current Maturities                                    43,715
     Accounts payable                                   2,076,181     2,847,690
     Accrued expenses and other liabilities               307,965       301,067
     Deferred taxes payable                                24,300        36,900
     Income taxes payable                                 158,825        62,972
                                                      -----------   -----------
     Total Current Liabilities                          5,160,986     5,798,629
                                                      -----------   -----------
Long Term Debt
     Long Term Debt                                       199,858
     Due to shareholder                                 1,890,000     1,890,000
                                                      -----------   -----------
     Total Long Term Debt                               2,089,858     1,890,000
     Total Liabilities                                  7,250,844     7,688,629
                                                      -----------   -----------

Stockholders' Equity
     Preferred stock                                          219           219
     Common stock                                          14,021        13,841
     Additional paid-in capital                        12,702,289    12,123,470
     Common stock subscription receivable                              (437,500)
     Retained earnings                                    743,380       167,228
                                                      -----------   -----------
     Total Stockholders' Equity                        13,459,909    11,867,258
                                                      -----------   -----------

 Total Liabilities and Shareholders' Equity           $20,710,753   $19,555,887
                                                      ===========   ===========

                 See Accompanying notes to financial statements

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      FOR THE THREE MONTHS ENDED MARCH 31,



                                                        UNAUDITED    UNAUDITED
                                                          1996          1995
                                                          ----          ----

Net Sales                                              $7,044,626    $2,652,090

Cost of sales                                           5,094,536     1,517,235
                                                        ---------     ---------
Gross Profit                                            1,950,090     1,134,855

Selling, general and administrative expenses            1,711,539       992,157
                                                        ---------     ---------
  Income before other income (expense)                    238,551       142,698

Other Income (Expense)
  Interest expense, net of interest                       (68,532)      (21,569)
  Dividend income                                           1,890         2,850
  Realized gain (loss) on marketable securities           (13,985)       16,853
  Unrealized gain (loss) on marketable securities         548,443       (98,560)
                                                        ---------     ---------
    Total Other Income (Expense)                          467,816      (100,426)
                                                        ---------     ---------

  Income (loss) before income taxes                       706,367        42,272

    Income taxes                                          130,218        12,500
                                                        ---------     ---------
  Net Income (loss)                                       576,149        29,772

  Retained Earnings (Deficit) - Beginning                 167,230      (142,537)
                                                        ---------     ---------
  Retained Earnings (Deficit) - End                       743,379      (112,765)
                                                        ---------     ---------
  Earnings (loss) per common share:
    Primary                                                $0.041        $0.015
    Fully Diluted                                          $0.040        $0.015

  Weighted average number of common shares outstanding:
    Primary                       14,123,704
    Fully Diluted                 14,471,704

                 See accompanying notes to financial statements.

                     DHB CAPITAL GROUP INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                     1996           1995
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   576,152    $    29,772
                                                              -----------    -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  67,280         29,188
    Deferred income taxes                                            --            8,000
  Changes in assets and liabilities (Increase) Decrease in:
    Accounts receivable                                          (329,971)       282,530
  Marketable securities                                          (424,404)       286,460
    Inventories                                                 1,404,527       (664,699)
    Prepaid expenses and other current assets                      (4,338)       120,368
    Other assets                                                  (63,093)       (50,215)
  Increase (Decrease) in:
    Accounts payable                                           (1,002,972)       192,798
    Accrued expenses and other current liabilities                 (4,369)        20,468
    State income taxes payable                                     89,041        (24,000)
                                                              -----------    -----------
Net cash provided (used) by operating activities                  307,853        230,670

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash payments for the purchase of property                     (448,774)       (77,427)
  Payments to acquire non-marketable securitie                       --         (575,000)
                                                              -----------    -----------
Net cash provided (used) by investing activities                 (448,774)      (652,427)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                          437,500        100,000
                                                              -----------    -----------
Net cash provided (used) by financing activities                  437,500        100,000
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   296,579       (321,757)
CASH AND CASH EQUIVALENTS - BEGINNING                             475,108        407,425
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - END                               $   771,687    $    85,668
                                                              ===========    ===========

Supplemental Cash Flow Information
    Cash paid for interest and taxes
             Interest       34,496         28,923
             Taxes          33,301         31,101

    Noncash transaction: The Company had a noncash transaction in March 1996 when the Company issue 180,000 in lieu of a cash payment to acquire OPI for a cash value of $579,000.

                  See Accompanying notes to financial statements.

                    DHB CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION/REPORTING ENTITIES

The consolidated financial statements of DHB Capital Group, Inc. and Subsidiaries (the "Company") are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated Company includes the following entities:

DHB Capital Group, Inc.
DHB Capital Group Inc. ("DHB") was incorporated on October 22, 1992 under the laws of the State of New York. DHB was organized to seek, acquire and finance, as appropriate, one or more operating companies. On February 15, 1995, the holders of the common stock approved a re-incorporation of DHB as a Delaware corporation, through a merger with a newly formed Delaware corporation.

Protective Apparel Corporation of America
Protective Apparel Corporation of America ("PACA") was organized in 1975 and is engaged in the development, manufacture and distribution of bullet and projectile resistant garments, including bullet resistant vests, fragmentation vests, bomb projectile blankets and tactical load bearing vests. In addition, PACA distributes other ballistic protection devices including helmets and shields. PACA is dependent upon a few suppliers for the raw materials utilized to manufacture its products.

On November 6, 1992, PACA became a wholly-owned subsidiary of DHB, when DHB purchased all of the issued and outstanding stock of PACA from PACA's former parent, E.S.C. Industries, Inc, for $800,000. The transaction was accounted for as a purchase and resulted in an excess purchase price over the fair market value of the identifiable assets acquired and liabilities assumed of $465,278, of which $312,086 was allocated to on-going government contracts and $153,192 was allocated to goodwill.

Intelligent Data Corp.
On April 1, 1994, the Company acquired 4,530,000 common shares (60.4% interest) and 1,100,000 preferred shares of stock in Intelligent Data Corp. ("ID"), in exchange for 425,000 shares of the Company's common stock. ID is engaged in the development of sophisticated telecommunication systems. On July 1, 1994, a put option was exercised by certain shareholders of ID resulting in an increase in the Company's ownership to 89.58%. In December 1994, the Company converted all of its preferred shares to common shares, increasing the Company's ownership to 98.35%. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed of $472,666 which was allocated to patents owned by ID.

DHB Media Group, Inc.
On April 15, 1994, DHB Media Group, Inc. ("Media"), a wholly-owned subsidiary of the Company acquired all of the outstanding common stock of Royal Acquisition Corp. in exchange for 100,000 shares of the Company's common stock, for a purchase price of $300,000. Subsequent negotiations resulted in the reduction of the acquisition cost by $36,550. Royal Acquisition Corp.'s primary assets were a film library and a loan receivable of $150,000. The transaction was accounted for as a purchase and resulted in the excess purchase price over the fair market value of $113,450, of which $54,000 was allocated to the film library and $59,450 was allocated to goodwill. Media intends to syndicate and market these films. The loan receivable was collected in full during the year ended December 31, 1994.

NDL Products, Inc.
On December 20, 1994, the Company through a newly organized, wholly-owned subsidiary, DHB Acquisition, Inc., ("Acquisition") purchased certain assets from a debtor-in-possession, N.D.L. Products, Inc. for $3,080,000. Acquisition did not assume any continuing obligations of the debtor-in-possession, nor did the management of the debtor-in-possession continue. On February 21, 1995, Acquisition changed its corporate name to NDL Products, Inc. NDL manufactures and distributes specialized protective athletic apparel and equipment.

DHB Armor Group, Inc.
On August 8, 1995, the Company started a new Delaware Corporation which is a wholly-owned subsidiary of the Company. The subsidiary, DHB Armor Group, Inc., ("Armor"), now wholly owns PACA and Point Blank Body Armor, Inc., ("Point Blank").

Point Blank Body Armor, Inc.
In August 1995, the Company, through a wholly-owned subsidiary known as USA Fitness & Protection Corp, a Delaware Corporation, acquired from a trustee in bankruptcy certain assets of Point Blank Body Armor, L.P. and an affiliated company ("Old Point Blank"), for a cash payment of $2,000,000, free of all liabilities. Prior to the filing of the petition in bankruptcy, Old Point Blank had been a leading U.S. manufacturer of bullet-resistant garments and related accessories. After acquiring the Old Point Blank, USA Fitness & Protection Corp., amended its articles of incorporation to change their name to Point Blank Body Armor, Inc. ("Point Blank").

Orthopedic Products, Inc.
On March 22 and March 26, 1996, the Company exchanged a total of 180,000 shares of its registered common stock to acquire 100% of the common stock of OPI, a Florida Corporation engaged in the manufacturing and distribution of orthopedic products to the medical industry. This transaction was accounted for as a purchase, and resulted in an excess purchase price over the fair value of identifiable assets acquired and liabilities assumed which was allocated to goodwill. Fifty thousand of these shares are restricted as follows: 25,000 shares cannot be sold until March 22, 1997 and 25,000 shares cannot be sold until March 22, 1998.


PRINCIPLES OF CONSOLIDATION

All material intercompany transactions have been eliminated in the consolidated financial statements.

MARKETABLE/NON-MARKETABLE SECURITIES

Effective for calendar year 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this standard, Securities which are classified as "trading securities" are recorded in the Company's balance sheet at fair market value, with the resulting unrealized gain or loss recognized as income in the current period. Securities which are classified as "available for sale" are also reported at fair market value, however, the unrealized gain or loss on these securities is listed as a separate component of shareholder's equity.

Non-marketable securities, such as investments in privately-held companies are carried at historical cost, if necessary, reduced by a valuation allowance to net realizable value.

The Company actively seeks to acquire and finance, as appropriate, additional operating companies or interest therein.

EARNINGS PER SHARE

The computation of earnings per common share is based on the weighted average number of outstanding common shares outstanding during the period. Primary earnings per share and fully diluted earnings per share amounts assume the conversion of the Cumulative Convertible Preferred Stock, and the exercise of the stock warrants.

2. SUBSEQUENT EVENTS

Private Placement-Common Stock

During April and May, 1996 the Company sold 435,000 shares of common stock in private placements for proceeds of $1,522,500. These shares have not been registered with the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations

Three Months ended March 31, 1996, compared to the three months ended March 31, 1995.

Consolidated net sales of the Company for the three months ended March 31, 1996, increased from $2,652,000 to approximately $7,045,000. The increase was primarily due to the inclusion of Point Blank and NDL. The acquisition of OPI on March 22, 1996 contributed less than $100,000 to sales in 1996. The Company had a consolidated net income for 1996 and 1995 of approximately $576,000 and $30,000, respectively, principally because of the appreciation of marketable securities and increased sales volume.

Gross profit in 1996 increased to 72% over 1995 to $1,950,091. The Company's gross profit ratio decreased from 43% in 1995 to 27% in 1996 due to the diversity of the product mix, certain products are being sold at lower margins.

The Company's selling, general, and administrative expenses for 1996 increased to $1,711,540 from $992,157 in 1995. However, as a percentage of net sales, expenses decreased to 24% of net sales in 1996, compared to 37% in 1995. This decrease principally resulted from the efficiencies of operating NDL and Point Blank at the same location.

Interest expense, net of interest income, for the three months ended 1996 increased to $68,532 from $21,569 for 1995, principally due to a decline in interest income because of the use of the Company's funds in its operating business, and increases in the borrowings of the Company.

The Company had a net realized loss of $13,985 and an unrealized gain on its investments in marketable securities of $548,443 for the three months ended March 31, 1996, as compared to a net realized gain of $16,853 and an unrealized loss of $98,560 for the three months ended March 31, 1995.

Liquidity and Capital Resources

The Company's primary requirements over the next twelve months are to assist PACA, Point Blank, NDL, ID, Media, and OPI in financing their working capital requirements, and to make possible acquisitions. PACA, Point Blank, NDL, and OPI sell most of their products on 60-90 day terms, and working capital is needed to finance the receivables and inventory.

The Company's principal sources of cash to date have been proceeds from private offerings of the Company's securities, and, as more fully set forth below, term bank loans of up to a year's duration, guaranteed by Mr. David H. Brooks, Chairman of the Board, and certain affiliated persons. A term note to Chase came due on December 4, 1995, and was paid with proceeds of a new loan (the "BNY Loan") from the Bank of New York ("BNY"), bearing interest at 6.43%. The Chase Loan is secured by a security interest in the marketable investment securities of the Company and certain marketable investment securities of the majority shareholder. The Company expects to renew these loans, at prevailing interest rates, when they become due. Of the proceeds drawn down to date, $1,400,000 were used by the Company to refinance PACA's obligations to another financial institution, and $1,150,000 were used to purchase the NDL Assets and provide NDL with working capital. The Chase note for $1,150,000 bears interest at 6.255% per year.

Mr. David H. Brooks, Chairman of the Board, and/or his wife, Mrs. Terry Brooks, made term loans due in April, 1997 of $1,890,000, bearing interest at 9% per year, and entered into a collateral agreement [third party] (the "Collateral Agreement") with Chase to pledge certain marketable securities owned by Mr. Brooks and Mrs. Brooks to partially secure the term loans and other obligations of the Company to Chase. In exchange for this, the Company granted to Mrs. Terry Brooks, on December 20, 1994, 5-year warrants to purchase 2,500,000 shares of the Company's Common Stock, at a price of $2.00 per share. The warrants contain provisions for a one-time demand registration, and piggy-back registration rights. All of the aforesaid loans were made directly to the Company, and the Company has loaned the proceeds to NDL. Mr. David Brooks also loaned $2,000,000 to the Company to provide the funds needed to purchase the Point Blank Assets. $1,250,000 have been repaid thus far. Mr. and Mrs. Brooks have also pledged certain of their personal assets to secure the BNY Loan.

The Company relocated substantially all the NDL and Point Blank Assets to a 67,000 square foot office and warehouse facility located at 4031 N.E. 12th Terrace, Oakland Park, Florida 33334, which is now owned by affiliates of Mr. Brooks.

The Company's consolidated working capital at December 31, 1996 and 1995 were $9,266,015 and $4,844,610, respectively. The Company believes that it has sufficient resources to meet its working capital requirements for the next twelve months.

ID's working capital requirements are to finance the manufacturing and marketing costs associated with its initial product, and research and development costs associated with product enhancements and new products. ID's principal sources of working capital will be generated from borrowings. Media's working capital requirements will be determined as different avenues for the exploitation of its film library are researched and developed. The film library is not expected to bring in significant revenues to the Company. The Company believes that it has sufficient funds to meet Media's anticipated needs for the next twelve months.

The Company invested approximately $3,316,750 (as of March 31, 1996, on a historical cost basis) in the securities of certain privately held companies, which are included in "Investments in Non- marketable Securities" on the Company balance sheet.

Effect of Inflation and Changing Prices.

The Company did not experience increases in raw material prices during the three month period ended March 31, 1996 an 1995. The Company believes it will be able to increase prices on their products to meet future price increases in raw materials, should they occur.

PART II.  OTHER INFORMATION

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May  15, 1996                        DHB CAPITAL GROUP INC.

                                             /s/ David Brooks
                                             -----------------------------------
                                             David Brooks, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Acto of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                          Capacity                    Date
- ---------                          --------                    ----


/s/ David Brooks                   Chairman of the Board       May 15, 1996
- -----------------------------
David Brooks



/s/ Mary Kreidell                  Chief Financial Officer     May  15, 1996
- -----------------------------
Mary Kreidell